Form 10-Q
period 2025-06-30
Lionheart Holdings
filed 2025-08-12
CIK 2015955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 12, 2025, there were 23,000,000 Class A Ordinary Shares, par value $0.0001 per share, and 7,666,667 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

LIONHEART HOLDINGS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	1

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2025 (Unaudited) and for the three months ended June 30, 2024 and for the Period from February 21, 2024 (Inception) through June 30, 2024	2

	Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2025 (Unaudited) and for the three months ended June 30, 2024 and for the Period from February 21, 2024 (Inception) through June 30, 2024	3

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2025 (Unaudited) and for the Period from February 21, 2024 (Inception) through June 30, 2024	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22

Item 4.	Controls and Procedures.	22

PART II – OTHER INFORMATION		23

Item 1.	Legal Proceedings.	23

Item 1A.	Risk Factors.	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23

Item 3.	Defaults Upon Senior Securities.	23

Item 4.	Mine Safety Disclosures.	23

Item 5.	Other Information.	23

Item 6.	Exhibits.	24

SIGNATURES		25

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC (as defined below) on March 21, 2025;

●	“2024 SPAC Rules” are to the rules and regulations for SPACs (as defined below) adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated June 17, 2024, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as amended and restated, and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification

●	“ASU” are to the FASB Accounting Standards Update

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the underwriters in our Initial Public Offering (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering to June 20, 2026, that we have to consummate an initial Business Combination; provided that the Combination Period may be extended pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time

●	“Company,” “our,” “we,” or “us” are to Lionheart Holdings, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Public Warrants (as defined below);

●	“Deferred Discount” are to the additional $9,800,000 fee to which the underwriter of the Initial Public Offering are entitled that is payable only upon our completion of the initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that will be issued (i) upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination or (ii) earlier at the option of the holders thereof, as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares”);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on June 20, 2024;

●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on March 8, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on May 28, 2024, as amended, and declared effective on June 17, 2024 (File No. 333-279751 );

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012

●	“Lionheart Capital” are to Lionheart Capital LLC, a Miami-based investment firm and an affiliate of our Sponsor;

●	“Letter Agreement” are to the Letter Agreement, dated June 17, 2024, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Option Units” are to the 3,000,000 units of our Company that were purchased by the underwriters of the Initial Public Offering pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Resolution” are to a resolution of our Company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“OTC” are to the OTC Markets Group Inc.;

●	“Over-Allotment Option” are to the 45-day option that the underwriters of the Initial Public Offering had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, which was fully exercised pursuant to the Underwriting Agreement (as defined below);

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering pursuant to the Private Placement Warrants Purchase Agreements;

●	“Private Placement Warrants” are to the warrants issued to our Sponsor and Cantor in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the (i) Private Placement Warrants Purchase Agreement, dated June 17, 2024, which we entered into with our Sponsor and (ii) the Private Placement Warrants Purchase Agreement, dated June 17, 2024, which we entered into with Cantor, together;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and our Management Team to the extent the members of our Sponsor and our Management Team purchase Public Shares, provided that each member of our Sponsor’s and Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one half of one redeemable Public Warrant

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated June 17, 2024, which we entered into with the Sponsor and the holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

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

●	“Sponsor” are to Lionheart Sponsor, LLC, a Florida limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $230,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated June 17, 2024, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated June 17, 2024, which we entered into with Cantor, as representative of the several underwriters in the Initial Public Offering;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“Wasserstrom” are to Jessica L. Wasserstrom, LLC; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

LIONHEART HOLDINGS

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets:
Current assets
Cash	$569,362	$891,017
Prepaid expenses	43,975	10,034
Prepaid insurance	78,750	78,750
Total current assets	692,087	979,801
Long-term prepaid insurance	52,500	91,875
Cash and marketable securities held in Trust Account	241,260,237	236,335,105
Total Assets	$242,004,824	$237,406,781

Liabilities, Class A Ordinary Shares Subject To Possible Redemption and Shareholders’ Deficit:
Current liabilities
Accrued expenses	$81,637	$5,000
Accrued offering costs	75,000	75,000
Total Current Liabilities	156,637	80,000
Deferred legal fees	200,000	125,000
Deferred underwriting fee payable	9,800,000	9,800,000
Total Liabilities	10,156,637	10,005,000

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 23,000,000 shares at redemption value of $10.49 and $10.28 per share as of June 30, 2025 and December 31, 2024, respectively	241,260,237	236,335,105

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption) as of June 30, 2025 and December 31, 2024, respectively	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding as of June 30, 2025 and December 31, 2024	767	767
Additional paid-in capital	—	—
Accumulated deficit	(9,412,817)	(8,934,091)
Total Shareholders’ Deficit	(9,412,050)	(8,933,324)
Total Liabilities, Class A Ordinary Shares Subject To Possible Redemption and Shareholders’ Deficit	$242,004,824	$237,406,781

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIONHEART HOLDINGS

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For The Six Months Ended June 30,	For the Period from February 21, 2024 (Inception) Through June 30,
	2025	2024	2025	2024
Operating and formation costs	$230,165	$111,352	$478,726	$133,612
Loss from operations	(230,165)	(111,352)	(478,726)	(133,612)

Other income:
Interest earned or change in fair value on marketable securities held in Trust Account	2,477,873	240,830	4,925,132	240,830
Total other income	2,477,873	240,830	4,925,132	240,830

Net income	$2,247,708	$129,478	$4,446,406	$107,218

Weighted average shares outstanding of Class A ordinary shares	23,000,000	2,555,556	23,000,000	1,769,231

Basic and diluted net income per ordinary share, Class A ordinary shares	$0.07	$0.01	$0.14	$0.01

Weighted average shares outstanding of Class B ordinary shares	7,666,667	6,777,778	7,666,667	6,743,590

Basic and diluted net income per ordinary share, Class B ordinary shares	$0.07	$0.01	$0.14	$0.01

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIONHEART HOLDINGS

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 (UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	—	$—	7,666,667	$767	$—	$(8,934,091)	$(8,933,324)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,447,259)	(2,447,259)

Net income	—	—	—	—	—	2,198,698	2,198,698

Balance – March 31, 2025	—	$—	7,666,667	$767	$—	$(9,182,652)	$(9,181,885)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,477,873)	(2,477,873)

Net income	—	—	—	—	—	2,247,708	2,247,708

Balance – June 30, 2025	—	$—	7,666,667	$767	$—	$(9,412,817)	$(9,412,050)

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND FOR THE PERIOD FROM FEBRUARY 21, 2024
(INCEPTION) THROUGH JUNE 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — February 21, 2024	—	$—	—	$—	$—	$—	$—

Issuance of ordinary shares	—	—	7,666,667	767	24,233	—	25,000

Net loss	—	—	—	—	—	(22,260)	(22,260)

Balance – March 31, 2024	—	$—	7,666,667	$767	$24,233	$(22,260)	$2,740

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(6,438,488)	(8,679,472)	(15,117,960)

Sale of 6,000,000 Private Placement Warrants	—	—	—	—	6,000,000	—	6,000,000

Fair Value of Public Warrants at issuance	—	—	—	—	460,000	—	460,000

Allocated value of offering costs to public and private warrants	—	—	—	—	(45,745)	—	(45,745)

Net income	—	—	—	—	—	129,478	129,478

Balance – June 30, 2024	—	$—	7,666,667	$767	$—	$(8,572,254)	$(8,571,487)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIONHEART HOLDINGS

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,	For the Period from February 21, 2024 (Inception) Through June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$4,446,406	$107,218
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation costs through promissory note	—	5,000
Change in fair value of marketable securities	(4,925,132)	(240,830)
Changes in operating assets and liabilities:
Prepaid expenses	(33,941)	(23,150)
Prepaid insurance	39,375	(262,500)
Deferred legal fee payable	75,000	10,000
Accrued expenses	76,637	12,149
Net cash used in operating activities	(321,655)	(392,113)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	226,000,000
Proceeds from sale of Private Placements Warrants	—	6,000,000
Proceeds from promissory note - related party	—	175,000
Repayment of promissory note - related party	—	(180,000)
Payment of offering costs	—	(449,395)
Net cash provided by financing activities	—	231,570,605

Net Change in Cash	(321,655)	1,178,492
Cash – Beginning of period	891,017	—
Cash – End of period	$569,362	$1,178,492

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000	$113,480
Deferred underwriting fee payable	$—	$9,800,000
Deferred legal fee payable	$75,000	$110,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIONHEART HOLDINGS

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from February 21, 2024 (inception) through June 30, 2025 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of dividend income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to certain limitations. The amount in the Trust Account was $10.49 per Public Share as of June 30, 2025 (before taxes payable, if any).

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

Liquidity and Going Concern

As of June 30, 2025, the Company had $569,362 of cash and working capital surplus of $535,450. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. These warrants would be identical to the Private Placement Warrants. As of June 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

The Company will need to raise additional capital through loans or additional investments from the Initial Shareholders or its officers, directors or their affiliates. The Initial Shareholders and the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 22, 2026, to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to consummate a Business Combination prior to June 22, 2026. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 22, 2026.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on March 21, 2025. The interim results for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $569,362 and $891,017 in cash at June 30, 2025 and December 31, 2024, respectively, and does not have any cash equivalents as of June 30, 2025 and December 31, 2024.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities, which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At June 30, 2025 and December 31, 2024, the assets held in the Trust Account of $241,260,237 and $236,335,105 were held in money market funds.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99,“Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares were issued with other freestanding instruments (i.e., the Public Warrants) and as such, the initial carrying value of the Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025 and December 31, 2024, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Ordinary Shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A Ordinary Shares are affected by charges against additional paid-in capital and accumulated deficit.

As of June 30, 2025 and December 31, 2024, the Class A Ordinary Shares subject to redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross Proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(460,000)
Class A Ordinary Shares issuance costs	(14,417,130)
Plus:
Accretion of carrying value to redemption value	21,212,235
Class A Ordinary Shares subject to possible redemption, December 31, 2024	$236,335,105
Plus:
Accretion of carrying value to redemption value	2,447,259
Class A Ordinary Shares subject to possible redemption, March 31, 2025 (Unaudited)	$238,782,364
Plus:
Accretion of carrying value to redemption value	2,477,873
Class A Ordinary Shares subject to possible redemption, June 30, 2025 (Unaudited)	$241,260,237

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income does not consider the effect of the Public Warrants (including the full exercise of the Over-Allotment Option) and the Private Placement Warrants to purchase an aggregate of 6,000,000 Class A Ordinary Shares in the calculation of diluted income per share, because in the calculation of diluted income per share, their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income per share for the three and six months ended June 30, 2025 and for three months ended June 30, 2024 and the period from February 21, 2024 (inception) through March 31, 2024. All accretions associated with the redeemable Class A Ordinary Shares are excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per Ordinary Share (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,		For the Period from February 21, 2024 (Inception) Through June 30
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, as adjusted	$1,685,781	$561,927	$35,452	$94,026	$3,334,804	$1,111,602	$22,283	$84,935
Denominator:
Basic weighted average ordinary shares outstanding	23,000,000	7,666,667	2,555,556	6,777,778	23,000,000	7,666,667	1,769,231	6,743,590
Basic and diluted net income per ordinary share	$0.07	$0.07	$0.01	$0.01	$0.14	$0.14	$0.01	$0.01

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

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07, “Segment Reporting (Topic 280): “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by FASB ASC Topic 280, “Segment Reporting,” (“ASC 280”) in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 as required for the period ended June 30, 2025. The adoption required the Company to provide additional disclosure, but otherwise it does not materially impact the accompanying condensed financial statements.

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

In connection therewith, Wasserstrom was specifically engaged by the Company to provide counsel for general corporate legal matters and, as such, may be deemed to be a related party of the Company. As of June 30, 2025 and December 31, 2024, the Company incurred an aggregate of $250,000 and $175,000, respectively, of legal fees from Wasserstrom. On June 25, 2024, the Company paid $50,000 and the remainder ($125,000 at December 31, 2024) is recorded within deferred legal fees since it is due at the time of the Business Combination.

Administrative Services Agreement

Commencing on June 18, 2024, the Company entered into an agreement with the Sponsor or an affiliate to pay an aggregate of $15,000 per month for office space, utilities, and secretarial and administrative services. For the three and six months ended June 30, 2025, the Company incurred and paid $45,000 and $90,000 in fees for these services, respectively, of which such amount is included in general and administrative and formation costs in the accompanying unaudited condensed statements of operations. For the three months ended June 30, 2024 and for the period from February 21, 2024 (Inception) through June 30, 2024, the Company incurred $7,500 in fees for these services of which such amount is included in general and administrative and formation costs in the accompanying unaudited condensed statements of operations..

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. These warrants would be identical to the Private Placement Warrants. As of June 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

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

Deferred Legal Fees

As of June 30, 2025 and December 31, 2024, the Company had a total of $ $250,000 and $175,000, respectively, of deferred legal fees to be paid to the Company’s legal advisors upon consummation of the Business Combination, of which the Company paid $50,000 prior to the close of the Business Combination, and the remaining $200,000 and $125,000 is included in the accompanying condensed balance sheets as of June 30, 2025 and December 31, 2024, respectively.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were no Class A Ordinary Shares issued or outstanding, excluding 23,000,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were 7,666,667 Class B Ordinary Shares issued and outstanding.

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

Warrants

At both June 30, 2025 and December 31, 204, the Company had 11,500,000 Public Warrants and 6,000,000 Private Placement Warrants outstanding. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

NOTE 8. FAIR VALUE MEASUREMENTS

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

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. At June 30, 2025, assets held in the Trust Account were comprised of $241,260,237 in money market funds, which were invested primarily in U.S. government securities. At December 31, 2024, assets held in the Trust Account were comprised of $236,335,105 in money market funds, which were invested primarily in U.S. government securities.

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

	June 30, 2025	December 31, 2024
Trust Account	$241,260,237	$236,335,105
Cash	$569,362	$891,017

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Period from February 21, 2024 (Inception) Through June 30, 2024
General and administrative and formation costs	$230,165	$478,726	$111,352	$133,612
Interest earned or change in fair value on marketable securities held in Trust Account	$2,477,873	$4,925,132	$240,830	$240,830

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

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

In 2024, the SEC adopted additional rules and regulations relating to SPACs. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in connection with proposed Business Combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants in connection with registration statements relating to proposed Business Combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 21, 2024 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, completion of the Initial Public Offering, and following the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net income of $2,247,708, which consists of interest income on marketable securities held in the Trust Account of $2,477,873, offset by operating costs of $230,165. For the six months ended June 30, 2025, we had net income of $4,446,406, which consists of interest income on marketable securities held in the Trust Account of $4,925,132, offset by operating costs of $478,726.

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

Liquidity and Going Concern

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

For the six months ended June 30, 2025, cash used in operating activities was $321,655. Net income of $4,446,406 was affected by interest earned on marketable securities held in the Trust Account of $4,925,132. Changes in operating assets and liabilities used $157,071 of cash for operating activities.

For the period from February 21, 2024 (inception) through June 30, 2024, cash used in operating activities was $392,113. Net income of $107,218 was affected by interest earned on marketable securities held in the Trust Account of $240,830 and payment of formation costs through promissory note of $5,000. Changes in operating assets and liabilities used $263,501 of cash for operating activities.

As of June 30, 2025, we had marketable securities held in the Trust Account of $241,260,237 (including $11,260,237 of interest income) consisting of a money market fund. We may withdraw interest from the Trust Account to pay taxes, if any. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our Management’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or In part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash of $569,362. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 22, 2026, to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. We have determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. We intend to consummate a Business Combination prior to June 22, 2026. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 22, 2026.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as set forth below.

Administrative Services Agreement

Commencing on June 18, 2024, and until completion of our initial Business Combination or liquidation, we reimburse an affiliate of our Sponsor $15,000 per month for certain office space, utilities and secretarial and administrative services as may be reasonably required by our Company pursuant to the Administrative Services Agreement. Under the Administrative Services Agreement, there was $45,000 and $90,000 incurred for the three and six months ended June 30, 2025.

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

In connection therewith, Wasserstrom was specifically engaged by us to provide counsel for general corporate legal matters. As of June 30, 2025, we incurred an aggregate of $250,000 of legal fees from Wasserstrom, which were recorded within accrued offering costs in the financial statements included in this Report under Item 1. “Financial Statements”. On June 25, 2024, we paid $50,000 and the remainder ($125,000 at December 31, 2024) is recorded within deferred legal fees since it is due at the time of the Business Combination.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements included in this Report under Item 1. “Financial Statements”, which Management consider in formulating its estimated, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2025, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2025.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2024 Annual Report and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2024, September 30, 2024 and March 31, 2025 as filed with the SEC on August 12, 2024, November 12, 2024, and May 13, 2025, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 12, 2025	Lionheart Holdings

	By:	/s/ Ophir Sternberg
	Name:	Ophir Sternberg
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2025	By:	/s/ Paul Rapisarda
	Name:	Paul Rapisarda
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)