Form 10-Q
period 2026-06-30
Lionheart Holdings
filed 2026-08-14
CIK 2015955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 14, 2026, there were 21,496,164 Class A Ordinary Shares, par value $0.0001 per share, and 4,666,667 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

LIONHEART HOLDINGS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 25, 2026;

●	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC (as defined below) on March 21, 2025;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated June 17, 2024, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“ASU 2024-03” are to FASB ASU Topic 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the Underwriters (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“CODM” are to the chief operating decision maker;

●	“Combination Period” are to the period ending March 20, 2027 (or such earlier date as determined by the Board), within which we must consummate an initial Business Combination, or such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we,” or “us” are to Lionheart Holdings, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional $9,800,000 fee to which the Underwriters (as defined below) are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on June 20, 2024;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on March 8, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on May 28, 2024, as amended, and declared effective on June 17, 2024 (File No. 333-279751 );

●	“Lionheart Capital” are to Lionheart Capital LLC, a Miami-based investment firm and an affiliate of our Sponsor;

●	“Letter Agreement” are to the Letter Agreement, dated June 17, 2024, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and non-independent directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,000,000 Units (as defined below) that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, which was fully exercised pursuant to the Underwriting Agreement (as defined below);

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering pursuant to the Private Placement Warrants Purchase Agreements;

●	“Private Placement Warrants” are to the warrants issued to our Sponsor and Cantor in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the (i) Private Placement Warrants Purchase Agreement, dated June 17, 2024, which we entered into with our Sponsor and (ii) the Private Placement Warrants Purchase Agreement, dated June 17, 2024, which we entered into with Cantor, together;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and our Management Team to the extent the members of our Sponsor and our Management Team purchase Public Shares, provided that each member of our Sponsor’s and Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated June 17, 2024, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Lionheart Sponsor, LLC, a Florida limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $230,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated June 17, 2024, which we entered into with Cantor, as representative of the Underwriters;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONHEART HOLDINGS

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets
Cash	$42,578	$230,540
Prepaid expenses	43,875	5,000
Prepaid insurance	64,727	65,625
Total current assets	151,180	301,165
Marketable securities held in Trust Account	250,535,750	246,161,982
Total Assets	$250,686,930	$246,463,147

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities
Accrued expenses	$184,224	$59,093
Due to shareholders	49,054,873	—
Promissory note - related party	200,000	—
Total current liabilities	49,439,097	59,093
Deferred legal fees	300,000	250,000
Deferred Fee payable	9,800,000	9,800,000
Total Liabilities	59,539,097	10,109,093

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 18,496,164 and 23,000,000 shares at redemption value of $10.89 and $10.70 per share as of June 30, 2026 and December 31, 2025, respectively	201,480,877	246,161,982

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 3,000,000 and no shares issued and outstanding (excluding 18,496,164 and 23,000,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	300	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 4,666,667 and 7,666,667 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	467	767
Additional paid-in capital	—	—
Accumulated deficit	(10,333,811)	(9,808,695)
Total Shareholders’ Deficit	(10,333,044)	(9,807,928)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$250,686,930	$246,463,147

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIONHEART HOLDINGS

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$6,821,140	$230,165	$7,060,941	$478,726
Loss from operations	(6,821,140)	(230,165)	(7,060,941)	(478,726)

Other income:
Interest earned on marketable securities held in Trust Account	2,199,627	2,477,873	4,373,768	4,925,132
Total other income	2,199,627	2,477,873	4,373,768	4,925,132

Net income	$(4,621,513)	$2,247,708	$(2,687,173)	$4,446,406

Weighted average shares outstanding of Class A Ordinary Shares	23,379,079	23,000,000	23,190,587	23,000,000
Basic and diluted net income per Ordinary Share, Class A Ordinary Shares	$(0.15)	$0.07	$(0.09)	$0.14
Weighted average shares outstanding of Class B Ordinary Shares	7,271,063	7,666,667	7,493,555	7,666,667
Basic and diluted net income per Ordinary Share, Class B Ordinary Shares	$(0.15)	$0.07	$(0.09)	$0.14

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIONHEART HOLDINGS

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	7,666,667	$767	$—	$(9,808,695)	$(9,807,928)

Accretion of Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	—	(2,174,141)	(2,174,141)

Net income	—	—	—	—	—	1,934,340	1,934,340

Balance – March 31, 2026 (unaudited)	—	—	7,666,667	767	—	(10,048,496)	(10,047,729)

Accretion of Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	—	(2,199,627)	(2,199,627)

Conversion of Class B Ordinary Shares to Class A Ordinary shares non-redeemable shares	3,000,000	300	(3,000,000)	(300)	—	—	—

Capital contribution from non-redemption agreements						6,535,825	6,535,825

Net income	—	—	—	—	—	(4,621,513)	(4,621,513)

Balance – June 30, 2026 (unaudited)	3,000,000	$300	4,666,667	$467	$—	$(10,333,811)	$(10,333,044)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	—	$—	7,666,667	$767	$—	$(8,934,091)	$(8,933,324)

Accretion of Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	—	(2,447,259)	(2,447,259)

Net income	—	—	—	—	—	2,198,698	2,198,698

Balance – March 31, 2025 (unaudited)	—	—	7,666,667	767	—	(9,182,652)	(9,181,885)

Accretion of Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	—	(2,477,873)	(2,477,873)

Net income	—	—	—	—	—	2,247,708	2,247,708

Balance – June 30, 2025 (unaudited)	—	$—	7,666,667	$767	$—	$(9,412,817)	$(9,412,050)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIONHEART HOLDINGS

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$(2,687,173)	$4,446,406
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Interest earned on marketable securities held in Trust Account	(4,373,768)	(4,925,132)
Non-redemption agreements expense	6,535,825	—
Changes in operating assets and liabilities:
Prepaid expenses	(38,875)	(33,941)
Prepaid insurance	898	39,375
Deferred legal fees	50,000	75,000
Accrued expenses	125,130	76,637
Net cash used in operating activities	(387,963)	(321,655)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	200,000	—
Net cash provided by in financing activities	200,000	—

Net Change in Cash	(187,962)	(321,655)
Cash – Beginning of period	230,540	891,017
Cash – End of period	$42,578	$569,362

NonCash investing and financing activities:
Offering costs included in accrued offering costs	$—	$75,000
Recognition of liability for redeemed Class A ordinary shares	$49,054,873	$—
Deferred legal fees	$50,000	$75,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIONHEART HOLDINGS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Lionheart Holdings (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on February 21, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. On June 3, 2026, the Company announced that it is focusing on a potential Business Combination with a target in Venezuela’s upstream oil and gas sector, specifically brownfield redevelopment of mature producing fields. The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies. As of June 30, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target.

The Company’s sponsor is Lionheart Sponsor, LLC (the “Sponsor”).

As of June 30, 2026, the Company had not commenced any operations. All activities for the period from February 21, 2024 (inception) through June 30, 2026 related to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $14,462,875 consisting of $4,000,000 of cash underwriting fees, the Deferred Fee of $9,800,000, and $662,875 of other offering costs.

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

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by March 20, 2027, or by such earlier liquidation date as the Company’s board of directors may approve unless further extended by shareholder approval (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to modify (1) the substance or timing of the Company’s obligation to allow redemptions in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to certain limitations. The amount in the Trust Account was $10.89 per Public Share as of June 30, 2026 (before taxes payable, if any).

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

On June 18, 2026, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders approved a proposal to amend the Company’s Amended and Restated Articles of Association to extend the date by which the Company must consummate a merger, amalgamation, share exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company, with one or more businesses or entities from June 20, 2026 to March 20, 2027 (the “Extension Amendment”).

In connection with the Extraordinary General Meeting, shareholders holding an aggregate of 4,503,836 Class A ordinary shares of the Company (“Public Shares”) exercised their right to redeem such Public Shares for approximately $10.89 per share of the funds held in the Company’s Trust Account, leaving approximately $201,221,817 in cash in the Trust Account after satisfaction of such redemptions on July 1, 2026.

On June 18, 2026, pursuant to the terms of the Company’s Amended and Restated Memorandum and Articles of Association, the Sponsor, the holder of an aggregate of 7,666,667 Class B ordinary shares of the Company (“Class B Ordinary Shares”), elected to convert 3,000,000 outstanding Class B Ordinary Shares held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion and giving effect to the redemption of Public Shares in connection with the Extension Amendment, as of June 18, 2026, the Company had an aggregate of 21,496,164 Class A ordinary shares issued and outstanding and 4,666,667 Class B Ordinary Shares issued and outstanding.

Liquidity, Capital Resources and Going Concern

As of June 30, 2026 and December 31, 2025, the Company had $42,578 and $230,540 of cash, respectively, and working capital deficit of $233,044 and working capital of $242,072, respectively. The Company uses the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. These warrants would be identical to the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40 “Presentation of Financial Statements – Going Concern”, the Company has until March 20, 2027, to consummate a Business Combination, unless the Company seeks shareholder approval to amend the Amended and Restated Articles to extend the date by which it must consummate an initial Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to consummate a Business Combination prior to March 20, 2027. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 20, 2027.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the (i) IPO Registration Statement and (ii) Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 25, 2026. The interim results for the three and six months ended June 30, 2026 and 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $42,578 and $230,540 in cash as of June 30, 2026 and December 31, 2025, respectively, and does not have any cash equivalents as of June 30, 2026 and December 31, 2025.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities, which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At June 30, 2026 and December 31, 2025, the assets held in the Trust Account of $250,535,750 and $246,161,982 were held in money market funds, respectively.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares were issued with other freestanding instruments (i.e., the Public Warrants) and as such, the initial carrying value of the Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable Public Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Ordinary Shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A Ordinary Shares are affected by charges against additional paid-in capital and accumulated deficit. On June 18, 2026, in connection with the special meeting, holders of an aggregate of 4,503,836 Class A ordinary shares exercised their right to redeem such Public Shares for approximately $10.89 per share from the funds held in the Company’s Trust Account, leaving approximately $201,221,817 in cash in the Trust Account after satisfaction of such redemptions. The redemptions were paid subsequent to June 30, 2026, as such the Company has recorded $49,054,873 as due to shareholders as of June 30, 2026, and the redemptions were paid on July 1, 2026.

As of June 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Class A Ordinary Shares subject to possible redemption, December 31, 2025	$246,161,982
Plus:
Accretion of carrying value to redemption value	2,174,141
Class A Ordinary Shares subject to possible redemption, March 31, 2026	248,336,123
Less:
Redemptions	(49,054,873)
Plus:
Accretion of carrying value to redemption value	2,199,627
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$201,480,877

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per Ordinary Share (as defined in Note 5) is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Class A Ordinary Shares is excluded from income per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted net income (loss) does not consider the effect of the Public Warrants (including the full exercise of the Over-Allotment Option) and the Private Placement Warrants to purchase an aggregate of 6,000,000 Class A Ordinary Shares in the calculation of diluted income (loss) per share, because in the calculation of diluted income (loss) per share, their exercise is contingent upon future events. As a result, diluted net income (loss) per Ordinary Share is the same as basic net income (loss) per Ordinary Share for the three and six months ended June 30, 2026 and 2025. All accretions associated with the redeemable Class A Ordinary Shares are excluded from earnings per Ordinary Share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per Ordinary Share (in dollars, except per-share amounts):

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per Ordinary Share:
Numerator:
Allocation of net income (loss)	$(3,525,162)	$(1,096,351)	$(2,030,923)	$(656,250)
Denominator:
Basic weighted average Ordinary Shares outstanding	23,379,079	7,271,063	23,190,587	7,493,555
Basic and diluted net income (loss) per Ordinary Share	$(0.15)	$(0.15)	$(0.09)	$(0.09)

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net income per Ordinary Share:
Numerator:
Allocation of net income, as adjusted	$1,685,781	$561,927	$3,334,804	$1,111,602
Denominator:
Basic weighted average Ordinary Shares outstanding	23,000,000	7,666,667	23,000,000	7,666,667
Basic and diluted net income per Ordinary Share	$0.07	$0.07	$0.14	$0.14

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited condensed financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, or $6,000,000 in the aggregate, in the Private Placement. Of those 6,000,000 Private Placement Warrants, the Sponsor purchased 4,000,000 Private Placement Warrants and Cantor purchased 2,000,000 Private Placement Warrants. Each whole Private Placement Warrant entitles the registered holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

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

Promissory Notes — Related Parties

On June 23, 2026, the Company issued an unsecured promissory note to Lionheart Management, LLC, in the principal amount of $180,000. On August 11, 2026, the Company amended and restated the promissory note in its entirety to correct a scrivener’s error in the original promissory note. The promissory note, as amended and restated, is non-interest bearing and payable on the earlier of (i) the consummation of the Company’s initial business combination or (ii) the date on which the Company determines not to consummate an initial business combination.

On June 23, 2026, the Company issued an unsecured promissory note to The Ivy Companies, Inc. in the principal amount of $20,000. On August 11, 2026, the Company amended and restated the promissory note in its entirety to correct a scrivener’s error in the original promissory note. The promissory note, as amended and restated, is non-interest bearing and payable on the earlier of (i) the consummation of the Company’s initial business combination or (ii) the date on which the Company determines not to consummate an initial business combination.

As of June 30, 2026, there was a total amount of $200,000 outstanding under such promissory notes under Lionheart Management, LLC and The Ivy Companies, Inc. promissory notes.

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

In connection therewith, Wasserstrom was specifically engaged by the Company to provide counsel for general corporate legal matters and, as such, is deemed to be a related party of the Company. As of June 30, 2026 and December 31, 2025, the Company incurred a total legal fees of $300,000 and $250,000, respectively, from Wasserstrom and $50,000 was paid on June 25, 2024. The remaining balance of $250,000 and $200,000 as of June 30, 2026 and December 31, 2025, respectively, is recorded as deferred legal fees, which are payable upon the consummation of the Business Combination.

Administrative Services Agreement

Commencing on June 18, 2024, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $15,000 per month for office space, utilities, and secretarial and administrative services. For the three and six months ended June 30, 2026, the Company incurred $45,000 and $90,000, respectively, and paid $0 and $45,000, respectively, for these services. For the three and six months ended June 30, 2025, the Company incurred and paid $45,000 and $90,000 in fees for these services, respectively, of which such amount is included in general and administrative costs in the accompanying unaudited condensed statements of operations. As of June 30, 2026 and December 31, 2025, $45,000 and $0, respectively, was recorded as an accrued expense in the accompanying unaudited condensed balance sheet.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. These warrants would be identical to the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Class B Conversion

On June 18, 2026, pursuant to the terms of the Company’s Amended and Restated Memorandum and Articles of Association, the Sponsor, the holder of an aggregate of 7,666,667 Class B ordinary shares of the Company (“Class B Ordinary Shares”), elected to convert 3,000,000 outstanding Class B Ordinary Shares held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion and giving effect to the redemption of Public Shares in connection with the Extension Amendment, as of June 18, 2026, the Company had an aggregate of 21,496,164 Class A ordinary shares issued and outstanding, and 4,666,667 Class B Ordinary Shares issued and outstanding.

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

In addition, during the quarter, the Company announced that it is focusing on a potential Business Combination with a target in Venezuela’s upstream oil and gas sector, specifically brownfield redevelopment of mature producing fields. As a result, the Company’s ability to consummate a Business Combination may be affected by country- and sector-specific risks, including risks relating to U.S., Venezuelan and international sanctions, the scope, continuation or revocation of applicable governmental authorizations and licenses, changes in laws or regulations, geopolitical instability, commodity-price and energy-market volatility, operational and execution risks associated with brownfield redevelopment of mature producing fields, and the ability of any target business to operate in compliance with applicable law. The Company cannot predict whether any required authorization or license will be obtained, maintained or renewed, whether any such authorization or license will be modified or revoked, or the extent to which these risks may adversely affect the Company’s ability to complete a Business Combination.

Registration Rights Agreement

The holders of the (i) Founder Shares, (ii) Private Placement Warrants, (iii) warrants that may be issued upon conversion of Working Capital Loans, and (iv) New Shares issuable under the Non-Redemption Agreements (and in each case holders of their underlying securities, as applicable) have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement, dated June 17, 2024, by and between the Company and certain security holders. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Deferred Legal Fees

As of June 30, 2026 and December 31, 2025, the Company incurred total legal fees of $350,000 and $300,000, respectively, and $50,000 was paid on June 25, 2024. The remaining balance of $300,000 and $250,000 as of June 30, 2026 and December 31, 2025, respectively, is recorded as deferred legal fees, which is payable upon the consummation of the Business Combination.

Non-Redemption Agreements

In connection with the Extraordinary General Meeting and the Extension Amendment, the Company entered into certain non-redemption agreements (the “Non-Redemption Agreements”) with unaffiliated institutional investors (the “Holders”), in exchange for the Holders agreeing either not to request redemption, or to reverse any previously submitted redemption demand with respect to an aggregate of 15,879,072 Class A ordinary shares, par value $0.0001 per share (“Class A Ordinary Shares”) held by the Holders. In consideration of the foregoing agreement, the Company shall issue to the Holders an aggregate of 3,175,814 additional Class A Ordinary Shares (the “New Shares”) substantially concurrently with or immediately after, the closing of an initial business combination.

Upon satisfaction of the requirements for the Non-Redemption Agreements, the Sponsor will transfer 3,175,814 Class A Ordinary Shares to the Non-Redemption Agreements Investors at the close of an initial Business Combination. The expense was measured based on the estimated fair value of the 3,175,814 Class A ordinary shares on the agreement date, using an implied fair value per share of approximately $2.06. The valuation incorporated the market trading price of the Class A ordinary shares on the measurement date, adjusted for a probability-weighted discount to reflect the likelihood of completing an initial Business Combination. In association with the Non-Redemption Agreements, the Company is reporting a Non-Redemption Agreements expense on the condensed statement of operations of $6,535,825 for the three and six months ended June 30, 2026, and a corresponding equity contribution from the Non-Redemption Agreements on the condensed statements of changes in shareholders’ deficit. There was no Non-Redemption Agreements expense for the three and six months ended June 30, 2025.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 3,000,000 and no shares issued and outstanding (excluding 18,496,164 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 4,666,667 and 7,666,667, respectively, Class B Ordinary Shares issued and outstanding.

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

Warrants

At both June 30, 2026 and December 31, 2025, the Company had 11,500,000 Public Warrants and 6,000,000 Private Placement Warrants outstanding. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. At June 30, 2026, assets held in the Trust Account were comprised of $250,535,750 in money market funds, which were invested primarily in U.S. government securities. At December 31, 2025, assets held in the Trust Account were comprised of $246,161,982 in money market funds, which were invested primarily in U.S. government securities.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the accompanying unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the accompanying condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	June 30, 2026	December 31, 2025
Marketable securities held in Trust Account	$250,535,750	$246,161,982
Cash	$42,578	$230,540

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
General and administrative expenses	$6,821,140	$230,165	$7,060,941	$478,726
Interest earned on marketable securities held in Trust Account	$2,199,627	$2,477,873	$4,373,768	$4,925,132

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated June 17, 2024, which the Company entered into with Continental, as trustee of the Trust Account.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews operating and formation costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the accompanying unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

NOTE 10.  SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

On July 1, 2026, the Company paid the $49,054,873 redemption obligation related to the June 30, 2026 redemption of its Class A ordinary shares.

On August 11, 2026, the Company amended and restated in their entirety the unsecured promissory notes issued to Lionheart Management, LLC and The Ivy Companies, Inc. on June 23, 2026, to correct a scrivener’s error in the original promissory notes. The amended and restated promissory notes are in the principal amounts of $180,000 and $20,000, respectively, are non-interest bearing, may be prepaid at any time, and are payable promptly after the date on which the Company consummates an initial business combination or determines not to conduct an initial business combination. Up to $1,500,000 of all such loans, including the amended and restated promissory notes, may be convertible into private placement warrants at a price of $1.00 per warrant at the option of the payees.

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

Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, on June 3, 2026, we announced that we are focusing on a potential Business Combination with a target in Venezuela’s upstream oil and gas sector, specifically brownfield redevelopment of mature producing fields. This focus may subject us to country- and sector-specific risks, including risks relating to U.S., Venezuelan and international sanctions, the scope, continuation or revocation of applicable governmental authorizations and licenses, geopolitical, regulatory, operational and execution risks associated with energy assets in Venezuela, and the risks inherent in brownfield redevelopment of mature producing fields. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to continue to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination will be successful.

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

On June 18, 2026, we held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, our shareholders approved a proposal to amend our Amended and Restated Articles of Association to extend the date by which we must consummate a merger, amalgamation, share exchange, asset acquisition, stock purchase, reorganization or similar business combination involving us, with one or more businesses or entities from June 20, 2026 to March 20, 2027 (the “Extension Amendment”). The Extension Amendment was filed with the Cayman Islands Registrar of Companies on June 22, 2026, and was effective starting on that same date.

In connection with the Extraordinary General Meeting, our shareholders holding an aggregate of 4,503,836 Class A ordinary shares exercised their right to redeem such Public Shares for an aggregate redemption price of approximately $49.1 million, or approximately $10.89 per share. The redemption obligation was recorded as due to shareholder at June 30, 2026 and was paid on July 1, 2026 from funds released from the Trust Account.

On June 18, 2026, pursuant to the terms of our Amended and Restated Memorandum and Articles of Association, the Sponsor, the holder of an aggregate of 7,666,667 Class B ordinary shares elected to convert 3,000,000 outstanding Class B Ordinary Shares held by it on a one-for-one basis into Class A ordinary shares, with immediate effect. Following such conversion and giving effect to the redemption of Public Shares in connection with the Extension Amendment, as of June 18, 2026, we had an aggregate of 21,496,164 Class A ordinary shares issued and outstanding or underlying outstanding Units, and 4,666,667 Class B Ordinary Shares issued and outstanding.

We have until March 20, 2027, or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our Public Shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination within 36 months following the effectiveness of the IPO Registration Statement, or by June 17, 2027. Accordingly, our ability to extend the Combination Period beyond March 20, 2027 is limited, and any extension approved by our shareholders could not extend the deadline beyond June 17, 2027 without resulting in the suspension of trading and delisting of our securities from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 21, 2024 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net loss of $4,621,513, which consists of interest income on marketable securities held in the Trust Account of $2,199,627, offset by operating costs of $6,821,140.

For the three months ended June 30, 2025, we had a net income of $2,247,708, which consists of interest income on marketable securities held in the Trust Account of $2,477,873, offset by operating costs of $230,165.

For the six months ended June 30, 2026, we had net loss of $2,687,173, which consists of interest income on marketable securities held in the Trust Account of $4,373,768, offset by operating costs of $7,060,941.

For the six months ended June 30, 2025, we had net income of $4,446,406, which consists of interest income on marketable securities held in the Trust Account of $4,925,132, offset by operating costs of $478,726.

Liquidity, Capital Resources and Going Concern

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $230,000,000 was initially placed in the Trust Account. We incurred fees of $14,462,875 in the Initial Public Offering, consisting of $4,000,000 of cash underwriting fee, $9,800,000 of Deferred Fee, and $662,875 of other offering costs.

For the six months ended June 30, 2026, cash used by operating activities was $387,962. Net loss of $2,687,173 was affected by interest earned on marketable securities held in the Trust Account of $4,373,768 and non-redemption agreements expense of $6,535,825. Changes in operating assets and liabilities provided $137,153 of cash for operating activities.

For the six months ended June 30, 2025, cash used in operating activities was $321,655. Net income of $4,446,406 was affected by interest earned on marketable securities held in the Trust Account of $4,925,132. Changes in operating assets and liabilities used $157,071 of cash for operating activities.

As of June 30, 2026 and December 31, 2025, we had marketable securities held in the Trust Account of $250,535,750 and $246,161,982, respectively, (including $20,535,750 and $16,161,982, respectively, of interest income) consisting of a money market fund, respectively. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of June 30, 2026 and December 31, 2025, we had cash held outside of the Trust Account of $42,578 and $230,540, respectively. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through June 30, 2026 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note, (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account and (iv) borrowings under the promissory notes issued to Lionheart Management, LLC and The Ivy Companies, Inc. on June 23, 2026.

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

Promissory Notes — Related Parties

On June 23, 2026, we issued an unsecured promissory note to Lionheart Management, LLC in the principal amount of $180,000. On August 11, 2026, we amended and restated the promissory note in its entirety to correct a scrivener’s error in the original promissory note. The Promissory Note, as amended and restated, is non-interest bearing and payable promptly after the date on which we consummate an initial business combination or determine not to conduct an initial business combination.

On June 23, 2026, we issued an unsecured promissory note to The Ivy Companies, Inc. in the principal amount of $20,000. On August 11, 2026, we amended and restated the promissory note in its entirety to correct a scrivener’s error in the original promissory note. The Promissory Note, as amended and restated, is non-interest bearing and payable promptly after the date on which we consummate an initial business combination or determine not to conduct an initial business combination.

As of June 30, 2026, there was a total amount of $200,000 outstanding under such promissory notes under Lionheart Management, LLC and The Ivy Companies, Inc. promissory notes.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of June 30, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans, respectively.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements” are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period, which is currently March 20, 2027, unless we seek shareholder approval to amend our Amended and Restated Articles to extend the date by which we must consummate our initial Business Combination. Management has also considered a potential equity facility as a source of additional capital. As of the date of this Report, we have not entered into any definitive agreement with respect to such a facility, and there can be no assurance that we will do so or that capital would be available to us under any such facility. Access to any such facility would be subject to the effectiveness of a registration statement and to trading volume and share price limitations. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 20, 2027. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows.

Non-Redemption Agreements

In connection with the Extension Amendment, we entered into certain Non-Redemption Agreements with unaffiliated institutional investors, pursuant to which the holders agreed not to request redemption, or to reverse previously submitted redemption demands, with respect to an aggregate of 15,879,072 Class A Ordinary Shares. In consideration of those agreements, we agreed to issue to the holders an aggregate of 3,175,814 additional Class A Ordinary Shares substantially concurrently with or immediately after the closing of an initial Business Combination. The New Shares are issuable only if an initial Business Combination closes, and the holders are entitled to registration rights in respect of the New Shares.

Administrative Services Agreement

Commencing on June 18, 2024, and until the completion of our Business Combination or liquidation, we reimburse an affiliate of the Sponsor $15,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and six months ended June 30, 2026, the Company incurred $45,000 and $90,000, respectively, and paid $15,000 and $45,000, respectively, for these services. For the three and six months ended June 30, 2025, the Company incurred and paid $45,000 and $90,000 in fees for these services, respectively, of which such amount is included in general and administrative and formation costs in the accompanying unaudited condensed statements of operations. As of June 30, 2026 and December 31, 2025, $45,000 and $0 was recorded as an accrued expense in the accompanying unaudited condensed balance sheet.

Underwriting Agreement

We granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any. On June 20, 2024, the Underwriters fully exercised their Over-Allotment Option.

The Underwriters were paid a cash underwriting discount of $4,000,000, equal to2.0% of the gross proceeds of the Units offered in the Initial Public Offering, excluding proceeds from Units sold pursuant to the Over-Allotment Option. Additionally, the Underwriters are entitled to the Deferred Fee of (i) 4.0% of the gross proceeds of the base Initial Public Offering held in the Trust Account and (ii) 6.0% of the gross proceeds sold pursuant to the Over-Allotment Option, which equates to $9,800,000 in the aggregate following the full exercise of the Over-Allotment Option and is payable to the Underwriters, upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement.

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Warrants, (iii) any private placement-equivalent warrants issued in connection with the Working Capital Loans, if any, and (iv) the New Shares issuable under the Non-Redemption Agreements, and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. Cantor may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, Cantor may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. There have been no material changes to our critical accounting estimates from those described in our 2025 Annual Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with our assessment of going concern considerations under applicable accounting standards, Management has determined that our possible need for additional financing to enable us to negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about our ability to continue as a going concern through approximately one year from the date the unaudited condensed financial statements included in Item 1. “Financial Statements” of this Report were issued. We have historically relied on funds held outside the Trust Account and may depend on loans or other investments from our Sponsor, officers, directors or their affiliates, none of whom is obligated to provide additional financing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Report. For a description of the Non-Redemption Agreements entered into during the quarterly period covered by this Report, pursuant to which the Company agreed to issue an aggregate of 3,175,814 Class A Ordinary Shares contingent upon the closing of an initial Business Combination, see Note 6 to the unaudited condensed financial statements included in Part I, Item 1 of this Report.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

On June 23, 2026, the Company issued unsecured promissory notes to Lionheart Management, LLC in the principal amount of $180,000 and to The Ivy Companies, Inc. in the principal amount of $20,000 (collectively, the “Original Promissory Notes”). On August 11, 2026, the Company entered into amended and restated unsecured promissory notes with Lionheart Management, LLC and The Ivy Companies, Inc. (collectively, the “Amended and Restated Promissory Notes”), which amended and restated the Original Promissory Notes in their entirety to correct a scrivener’s error in the Original Promissory Notes. The Amended and Restated Promissory Notes are in the principal amounts of $180,000 and $20,000, respectively, are non-interest bearing, may be prepaid at any time, are payable promptly after the date on which the Company consummates an initial business combination or determines not to conduct an initial business combination, and provide that up to $1,500,000 of all such loans, including the Amended and Restated Promissory Notes, may be convertible into private placement warrants at a price of $1.00 per warrant at the option of the payees. Each lender waived any right, title, interest or claim of any kind in or to amounts held in the Trust Account and agreed not to seek recourse, reimbursement, payment or satisfaction from the Trust Account or any distribution from the Trust Account for any reason whatsoever.

The foregoing description of the Original Promissory Notes and the Amended and Restated Promissory Notes is not complete and is subject to and qualified in its entirety by reference to the Original Promissory Notes and the Amended and Restated Promissory Notes, copies of which are filed with this Quarterly Report on Form 10-Q as Exhibits 10.3, 10.4, 10.5 and 10.6 and the provisions of which are incorporated by reference herein.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
3.1	Extension Amendment (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed June 22, 2026).
10.2	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed June 22, 2026).
10.3*	Promissory Note, dated as of June 23, 2026, issued to Lionheart Management, LLC.
10.4*	Promissory Note, dated as of June 23, 2026, issued to The Ivy Companies, Inc.
10.5*	Amended and Restated Promissory Note, dated as of August 11, 2026, issued to Lionheart Management, LLC.
10.6*	Amended and Restated Promissory Note, dated as of August 11, 2026, issued to The Ivy Companies, Inc.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2026	Lionheart Holdings

	By:	/s/ Ophir Sternberg
	Name:	Ophir Sternberg
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2026	By:	/s/ Paul Rapisarda
	Name:	Paul Rapisarda
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)